Form 10-K
period 2007-12-31
PPLUS Trust Series EQ-1
filed 2008-03-24
CIK 1401284

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

001-33538
(Commission file number of issuing entity)

PPLUS TRUST SERIES EQ-1
(Exact name of issuing entity)

333-116208
(Commission file number of depositor)

MERRILL LYNCH DEPOSITOR, INC.
(Exact name of depositor as specified in its charter)

MERRILL LYNCH DEPOSITOR, INC.
(Exact name of sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	13-3891329 (I.R.S. Employer Identification No.)

World Financial Center, New York, New York (Address of principal executive offices of the issuing entity)	10080 (Zip Code)

Registrant’s telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PPLUS Trust Certificates Series EQ-1, listed on The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]                                  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]                                   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                                   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ ]                                   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I
Item 1B. Unresolved Staff Comments
Item 1112(B) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
Item 1114(B)(2) of Regulation AB. Credit Enhancement and Other Support Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers)
Item 1115(B) of Regulation AB. Certain Derivative Instruments (Financial Information)
Item 1117 of Regulation AB. Legal Proceedings
PART II
Item 9B Other Information
PART III
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB. Servicer Compliance Statement
PART IV
Item 15.Exhibits, Financial Statement Schedules
SIGNATURES
EX-31.1: CERTIFICATION
EX-33.1: REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA
EX-34.1: ATTESTATION REPORT
EX-35.1: SERVICER COMPLIANCE STATEMENT

PART I

The following items have been omitted in accordance with general instruction J to Form 10-K:

(A)	Item 1, Business

(B)	Item lA, Risk Factors

(C)	Item 2, Properties

(D)	Item 3, Legal Proceedings

(E)	Item 4, Submission of Matters to a Vote of Security Holders.

Item IB.                 Unresolved Staff Comments

None

Substitute information provided in accordance with general instruction J to Form 10-K:

Item 1112(B) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)

The underlying securities issued by Embarq Corporation (the “underlying securities issuer” or the “significant obligor”) constitute the only pool assets held by PPLUS Trust Series EQ-1. Pursuant to Item 1100(c)(2) of Regulation AB, financial information relating to the significant obligor is not included in or incorporated by reference into this annual report on Form 10-K. For information with respect to the underlying securities held by PPLUS Trust Series EQ-1, please refer to Embarq Corporation’s (Commission file number 001-32732) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the “SEC”). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC’s Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC’s website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer has filed electronically with the SEC.

Although we have no reason to believe the information concerning the underlying securities or the underlying securities issuer contained in the underlying securities issuer’s Exchange Act reports is not reliable, neither the depositor nor the trustee participated in the preparation of such documents, or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the underlying securities issuer (including, without limitation, no investigation as to its financial condition or creditworthiness) or of the underlying securities has been made. You should obtain and evaluate the same information concerning the underlying securities issuer as you would obtain and evaluate if your investment were directly in the underlying securities or in other securities issued by the underlying securities issuer. There can be no assurance that events affecting the underlying securities or the underlying securities issuer have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

3

Item 1114(B)(2) of Regulation AB. Credit Enhancement and Other Support Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers)

Not applicable

Item 1115(B) of Regulation AB. Certain Derivative Instruments (Financial Information)

Not applicable

Item 1117 of Regulation AB. Legal Proceedings

None.

PART II

The following items have been omitted in accordance with general instruction J to Form 10-K:

(A)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6, Selected Financial Data.

(C)	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 8, Financial Statements and Supplementary Data.

(E)	Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(F)	Item 9A, Controls and Procedures.

Item 9B                 Other Information

None

PART III

The following items have been omitted in accordance with general instruction J to Form 10-K:

(A)	Item 10, Directors and Executive Officers of the Registrant.

(B)	Item 11, Executive Compensation.

(C)	Item 12, Security of Ownership of Certain Beneficial Owners and Management.

(D)	Item 13, Certain Relationships and Related Transactions.

(E)	Item 14, Principal Accounting Fees and Services.

Substitute information provided in accordance with general instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

None

4

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

The Bank of New York (in its role as trustee) has been identified by the registrant as participating in the servicing function with respect to the asset pool held by the PPLUS Trust Series EQ-1 (the “Servicing Party”). The Servicing Party has completed a report on assessment of compliance with the servicing criteria applicable to it (a “Servicing Report”), which Servicing Report is attached as exhibit 33.1 to this Form 10-K. The Servicing Party has provided an attestation report (an “Attestation Report”) by KPMG LLP, Independent Registered Public Accounting Firm, which report is attached as exhibit 34.1 to this Form 10-K. Each of the Servicing Report and the Attestation Report identified material instances of noncompliance with servicing criteria 1122(d)(2)(i) as described therein.

While Regulation AB does not contemplate identifying noncompliance on an individual transaction basis, the Servicing Party has confirmed to the Registrant that no instances of noncompliance with Regulation AB were discovered with respect to the PPLUS trust series that were part of the statistical sample used in preparing the Servicing Report. The Servicing Party has informed the Registrant that the Servicing Party cannot provide any assurances that had an analysis been done of each and every transaction included in the platform (including all PPLUS trust series forming part of the platform), that additional instances of noncompliance would not have been discovered. However, the Servicing Party has informed the Registrant that it has no reason, based on the sampling and analysis done, to believe that there are any instances of noncompliance with those PPLUS trust series that were not part of the sampling procedures.

Item 1123 of Regulation AB. Servicer Compliance Statement

The Bank of New York has been identified by the registrant as the servicer with respect to the asset pool held by the Trust. The Bank of New York has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Bank of New York. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)(1)  Financial Statements: Not Applicable.

(2)	Financial Statement Schedules: Not Applicable.

(3)	List of Exhibits

The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

3.1. Amended and Restated Certificate of Incorporation of Merrill Lynch Depositor, Inc. (The “Depositor”) is set forth as Exhibit 3.1 to the Depositor’s Registration Statement on Form S-3 (Registration No. 333-29015, dated September 17, 1997) (the “Registration Statement”) and is incorporated herein by reference.

3.2. By-laws of the Depositor are set forth as Exhibit 3.2 to the Registration Statement and are incorporated herein by reference.

4.1. Standard Terms for Trust Agreements dated May 29, 2007 (the “Standard Terms”) are set forth as Exhibit 4 to the Form 8-A (No. 001-32364) filed by the Depositor with the SEC on June 13, 2007 and is incorporated herein by reference.

4.2. Series Supplement between Merrill Lynch Depositor, Inc., as Depositor, and The Bank of New York, as Trustee and Securities Intermediary, dated as of June 14, 2007, is set forth as Exhibit 4.1 to the Form 8-K filed by the registrant with the SEC on June 18, 2007 and is incorporated herein by reference.

5

31.1. Certification of Vice President of Registrant dated March 24, 2008, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York dated February 29, 2008.

34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York dated February 29, 2008.

35.1. Servicer Compliance Statement of the Bank of New York dated March 5, 2008.

(b) Exhibits

The Registrant hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

(c) Financial Statement Schedules

Not applicable.

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MERRIILL LYNCH DEPOSITOR, INC.

Date: March 24, 2008	By:	/s/ Ronald Monaco
	Name:	Ronald Monaco
	Title:	Vice-President

7