Form 10-K
period 2009-12-31
PPLUS Trust Series EQ-1
filed 2010-03-30
CIK 1401284

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

001-33538
(Commission file number of issuing entity)

PPLUS TRUST SERIES EQ-1
(Exact name of issuing entity)

333-116208
(Commission file number of depositor)

MERRILL LYNCH DEPOSITOR, INC.
(Exact name of depositor as specified in its charter)

MERRILL LYNCH DEPOSITOR, INC.
(Exact name of sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	13-3891329 (I.R.S. Employer Identification No.)

One Bryant Park New York, NY (Address of principal executive offices of the issuing entity)	10036 (Zip Code)

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

Yes [X]                                   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]                                   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
Item 15.Exhibits, Financial Statement Schedules
SIGNATURES
EX-31.1: CERTIFICATION
EX-33.1: REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA
EX-34.1: ATTESTATION REPORT
EX-35.1: SERVICER COMPLIANCE STATEMENT

PART I

The following items have been omitted in accordance with general instruction J to Form 10-K:

(A)	Item 1, Business

(B)	Item lA, Risk Factors

(C)	Item 2, Properties

(D)	Item 3, Legal Proceedings

(E)	Item 4, (Removed and Reserved)

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

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings

None.

PART II

The following items have been omitted in accordance with general instruction J to Form 10-K:

(A)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6, Selected Financial Data.

(C)	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8, Financial Statements and Supplementary Data.

(F)	Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A, Controls and Procedures.

Item 9B.                 Other Information

None.

PART III

The following items have been omitted in accordance with general instruction J to Form 10-K:

(A)	Item 10, Directors, Executive Officers and Corporate Governance.

(B)	Item 11, Executive Compensation.

(C)	Item 12, Security of Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13, Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14, Principal Accounting Fees and Services.

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

5

31.1. Certification of the Vice President of Registrant dated March 22, 2010, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 25, 2010.

34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 25, 2010.

35.1. Servicer Compliance Statement of The Bank of New York Mellon dated March 3, 2010.

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

MERRIILL LYNCH DEPOSITOR, INC.

Date: March 22, 2010	By:	/s/ John Marciano
	Name:	John Marciano
	Title:	Vice President

7