Form 10-K
period 2011-12-31
PPLUS Trust Series EQ-1
filed 2012-03-09
CIK 1401284

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

001-33538
(Commission file number of issuing entity)

PPLUS TRUST SERIES EQ-1
(Exact name of issuing entity)

333-116208
(Commission file number of depositor)

MERRILL LYNCH DEPOSITOR, INC.
(Exact name of depositor as specified in its charter)

MERRILL LYNCH DEPOSITOR, INC.
(Exact name of sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	13-3891329 (I.R.S. Employer Identification No.)

One Bryant Park, 4th FL Structured Credit Trading New York, NY (Address of principal executive offices of the issuing entity)	10036 (Zip Code)

Registrant’s telephone number, including area code: (646) 855-6745

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
Item 15.Exhibits, Financial Statement Schedules
SIGNATURES
EX-31.1: CERTIFICATION
EX-33.1: REPORT ON ASSESSMENT OF COMPLIANCE WITH SERVICING CRITERIA
EX-34.1: ATTESTATION REPORT
EX-35.1: SERVICER COMPLIANCE STATEMENT

PART I

The following items have been omitted in accordance with general instruction J to Form 10-K:

(A)	Item 1, Business

(B)	Item lA, Risk Factors

(C)	Item 2, Properties

(D)	Item 3, Legal Proceedings

(E)	Item 4, Mine Safety Disclosures

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

5

31.1. Certification of the Vice President of Registrant dated March 9, 2012, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

33.1. Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon dated February 28, 2012.

34.1. Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon dated February 28, 2012.

35.1. Servicer Compliance Statement of The Bank of New York Mellon dated March 5, 2012.

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

MERRIILL LYNCH DEPOSITOR, INC.

Date: March 9, 2012	By:	/s/ John Marciano
	Name:	John Marciano
	Title:	Vice President

7